Form 10-Q
period 1997-03-31
FRANCHISE MORTGAGE ACCEPTANCE CO LLC
filed 1997-05-20
CIK 1035012

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1997

                     COMMISSION FILE NUMBER:  333-22141-03

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC


        CALIFORNIA                                    061-429737
-------------------------------          ------------------------------------
(State or other jurisdiction of          (IRS Employer Identification Number)
 incorporation or organization)


       2049 CENTURY PARK EAST, SUITE 350, LOS ANGELES, CALIFORNIA 90067

                                (310) 229-2600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
   --------    --------

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


            CLASS                         SHARES OUTSTANDING AT MAY 12, 1997
            -----                         ----------------------------------

            NOT APPLICABLE                NOT APPLICABLE

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                        PART 1 - FINANCIAL INFORMATION                                    PAGE
                        ------------------------------                                    ----
ITEM 1  FINANCIAL STATMENTS
        -------------------
           Balance Sheets - March 31, 1997 and December 31, 1996................           2

           Statements of Income - Three months ended March 31, 1997 and 1996....           3

           Statements of Cash Flows Three months ended March 31, 1997 and 1996..           4

           Statement of Changes in Shareholders' Equity.........................           5

           Notes to Financial Statements........................................           6

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND                 8
           ---------------------------------------------------------------
           RESULTS OF OPERATIONS
           ---------------------

                        PART II - OTHER INFORMATION
                        ----------------------------
ITEMS 1-6  NOT APPLICABLE
           --------------

           SIGNATURES                                                                     13
           ----------


FORWARD LOOKING STATEMENTS

  When used in this Form 10-K or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

  The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and to advise readers that various factors, including regional and national economic conditions, substantial changes in levels of market interest rates, credit and other risks of lending and investment activities and competitive and regulatory factors, could affect the Company's financial performance and could cause the Company's actual results for future periods to differ materially from those anticipated or projected.

  The Company does not undertake, and specifically disclaims any obligation, to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statements.

                         ITEM 1. FINANCIAL STATEMENTS

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                                BALANCE SHEETS
                                (In thousands)

                                                         (Unaudited)
                                                          March 31,     December 31,
                         ASSETS                              1997           1996
                                                          -----------   ------------
Interest bearing deposits                                 $     2,630    $     2,594
Securities available for sale, at market                        2,685         39,349
Loans held for sale                                           249,220         98,915
Retained interest in loan and lease securitizations             6,601          6,908
Accrued interest on loans                                       1,190            560
Premises and equipment, net                                     1,341          1,162
Goodwill                                                        4,251          4,332
Other assets                                                    5,824          6,356
                                                          -----------    -----------
  Total assets                                            $   273,742    $   160,176
                                                          ===========    ===========

               LIABILITIES AND MEMBERS' EQUITY
Book Overdraft                                            $       614    $       171
Payable to Imperial Credit Industries, Inc.                    20,935         17,728
Other borrowings                                              238,116        125,240
Accrued interest payable                                           --            148
Other liabilities                                               2,411          2,432
                                                          -----------    -----------
  Total liabilities                                       $   262,076        145,719
                                                          -----------    -----------


Members' equity:
Members' Capital                                                5,792          5,792
Retained earnings                                               5,874          8,665
                                                          -----------    -----------
  Total members' equity                                        11,666         14,457
                                                          -----------    -----------
  Total liabilities and members' equity                   $   273,742    $   160,176
                                                          ===========    ===========

                 See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                             STATEMENTS OF INCOME
                                  (Unaudited)
                                 (In thousands)

                                                           Three months ended March 31,
                                                           ----------------------------
                                                                  1997       1996
                                                                 ------     ------
REVENUE:
   Gain on sale of loans.....................................  $    390    $ 6,668

   Interest income...........................................     3,342        656
                                                               --------    -------
     Total interest income...................................     3,342        656
   Interest expense..........................................     2,699        633
                                                               --------    -------
     Net interest income.....................................       643         23
                                                               --------    -------

   Loan servicing income.....................................       640        282
   Gain (loss) on sale of investment.........................      (403)        --
   Other income..............................................        --         63
                                                               --------    -------
     Total other income......................................       237        345
                                                               --------    -------

     Total revenue...........................................     1,270      7,036
                                                               --------    -------

EXPENSES:
   Personnel expense.........................................     2,598      2,691
   Occupancy expense.........................................       116         57
   Data processing expense...................................         7          1
   Professional services.....................................       478         69
   Telephone and other communications........................        86          3
   General and administrative expense........................       776        602
                                                               --------    -------
     Total expenses..........................................     4,061      3,423
                                                               --------    -------

   Net income (loss).........................................  $ (2,791)   $ 3,613
                                                               ========    =======

                 See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                            STATEMENTS OF CASH FLOW
                                  (Unaudited)
                                (In thousands)


                                                                                 THREE MONTHS ENDED     THREE MONTHS ENDED
                                                                                 ------------------     ------------------
                                                                                    March 31, 1997         March 31, 1996
                                                                                    --------------         --------------
Cash flows from operating activities:
   Net income.............................................................            $  (2,791)             $   3,613
   Adjustments to reconcile net income to net cash, provided by (used in)
     operating activities:
   Depreciation...........................................................                  110                     15
   Amortization...........................................................                   81                     78
   Net change in loans held for sale......................................             (150,305)               156,396
   Net change in accrued interest on loans................................                 (630)                   915
   Net change in retained interest in loan and lease securitizations......                  307                     --
   Net change in accrued interest payable.................................                 (148)                (1,062)
   Net change in residual interest due owner..............................                   --                   (526)
   Net change in other assets.............................................                  532                   (524)
   Net change in other liabilities........................................                   21)                   371
                                                                                       --------               --------
Net cash provided by (used in) operating activities:                                   (152,865)               159,276
                                                                                       --------               --------
Cash flows from investing activities:
   Net change in interest bearing deposits................................                  (36)                  (724)
   Net change in securities available for sale............................               36,664                     --
   Purchases of premises and equipment....................................                 (289)                   (73)
                                                                                       --------               --------
Net cash provided by (used in) investing activities:                                     36,339                   (797)
                                                                                       --------               --------
Cash flows from financing activities:
   Net change in receivable from affiliates...............................                   --                 (1,113)
   Net change in payable to affiliates....................................                3,207                     --
   Net change in borrowings...............................................              112,876                (44,924)
   Net change in bonds payable............................................                   --                111,995)
                                                                                       --------               --------
Net cash provided by (used in) financing activities:                                    116,083               (158,032)
                                                                                       --------               --------
Net change in cash........................................................                 (443)                   447
Cash at beginning of year.................................................                 (171)                  (445)
                                                                                       --------               --------
Cash at end of period.....................................................            $    (614)             $       2
                                                                                       ========               ========

                 See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                 (IN THOUSANDS)

                                                          RETAINED
                                                          EARNINGS      TOTAL
                                             MEMBERS'   (ACCUMULATED   MEMBERS'
                                             CAPITAL      DEFICIT)      EQUITY
                                            ----------  ------------  ---------
    Balance, June 30, 1995 (inception)              --            --         --
    Members' Contribution - ICII                 8,952            --      8,952
    Members' Contribution - Knyal..........        645            --        645
    Return of capital - ICII...............     (3,805)           --     (3,805)
    Net income.............................         --         8,665      8,665
                                            ----------  ------------  ---------
    Balance, December 31, 1996.............      5,792         8,665     14,457
    Net income.............................         --        (2,791)    (2,791)
                                            ----------  ------------  ---------
    Balance, March 31, 1997 (unaudited)....      5,792         5,874     11,666
                                            ==========  ============  =========

                 See accompanying notes to financial statements

1.  ORGANIZATION

  On June 30, 1995, Imperial Credit Industries, Inc. (ICII) acquired from Greenwich Capital Financial Products, Inc. (Greenwich), certain assets of Greenwich's Franchise Mortgage Acceptance Company division (the FMAC Division), including all of Greenwich's rights under certain servicing contracts entered into by the FMAC Division (the Servicing Contracts). The Servicing Contracts pertain to the servicing of franchise loans owned by Greenwich not yet securitized. Concurrent with the closing of the transactions described above, ICII entered into an operating agreement with Wayne L. Knyal (Knyal), the former president of the FMAC Division, for the formation of a California limited liability company named Franchise Mortgage Acceptance Company LLC (the Company). In connection with the acquisition, the Company or its affiliates assumed certain liabilities related to the Servicing Contracts and Greenwich agreed to act as the Company's exclusive agent in connection with securitization of franchise loans for a period of 24 months.

  The Company was formed to originate, securitize and service franchise loans. Under the terms of the operating agreement, in exchange for a 66 2/3% ownership interest in the Company, ICII was obligated to contribute to the Company $1.3 million in cash and all of the assets purchased from Greenwich. In exchange for a 33 1/3% ownership interest in the Company, Knyal caused his wholly owned company, Franchise Mortgage Acceptance Corporation ("FMAC Corporation"), to contribute to the Company all of its rights under a servicing contract pertaining to franchise loans that were previously securitized by FMAC Corporation.

  On June 30, 1995, ICII completed the acquisition of certain net assets of the FMAC Division for a net purchase price of $7.6 million which included $3.8 million in contingent consideration based on loan originations after the date of acquisition up to a maximum principal amount of such loans equal to $250.0 million.


2.  BASIS OF PRESENTATION

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

  In preparing the financial statements, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities as of the dates of the balance sheets and revenues and expenses for the periods presented. Actual results could differ significantly from those estimates. Prior year's financial statements have been reclassified to conform to the 1997 presentation.

3.  LOANS HELD FOR SALE

    Loans held for sale consisted of the following at March 31, 1997 and December 31, 1996: (In thousands)

                                                                             At March 31,   At December 31,
                                                                                 1997             1996
                                                                             ------------   --------------
     Franchise loans held for sale.......................................   $     242,075     $     94,490
     Franchise equipment loans and leases held for sale..................          12,212            4,385
     Net deferred loan fees..............................................          (3,249)            (750)
     Unearned lease income...............................................          (2,053)            (497)
     Deferred hedging loss...............................................             235            1,287
                                                                             ------------      -----------
                                                                            $     249,220     $     98,915
                                                                             ============      ===========

4.  ACCOUNTING PRONOUNCEMENT

  The Company has adopted Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125 "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." ("SFAS 125"), which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment.

  Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral.

  SFAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is to be amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are to be assessed for impairment based on their fair value.

  SFAS 125 modifies the accounting for interest-only strips or retained interests in securitizations, such as capitalized servicing fees receivable, that can be contractually prepaid or otherwise settled in such a way that the holder would not recover substantially all of its recorded investment. In this case, it requires that they be classified as available for sale or as trading securities. Interest-only strips and retained interests are to be recorded at market value.

  Under the provisions of SFAS 125, management has determined that mortgage backed securities retained by the Company as a result of securitization transactions will be classified as trading securities. All other retained securities will be classified as available for sale or trading as determined at the time of securitization.

  Changes in market value are included in operations, if classified as trading securities, or in shareholders' equity as unrealized gains or losses, net of the related tax effect, if classified as available for sale. SFAS 125 was effective for the Company on January 1, 1997. The implementation of SFAS 125 did not have a material impact on the Company's financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

  Franchise Mortgage Acceptance Company LLC (the Company) is a specialty finance company engaged in the business of originating long-term, fixed- and adjustable-rate loans and leases to established franchisees of major restaurant franchise concepts, which are then securitized into investment grade structures and sold to institutional investors. The Company principally offers self-amortizing, fixed- or variable-rate, term loan facilities to franchise operators and interest only, short-term loans to finance the acquisition or construction of proven franchise concepts.

  The Company originates the majority of its loans and leases through its marketing department, comprised of account executives that have established relationships with franchise operators located in 40 states. The Company maintains offices in Los Angeles, California; Greenwich, Connecticut; Atlanta, Georgia; Denver, Colorado; and Columbus, Nebraska.

  The Company is one of a limited number of franchise lenders operating in the rapidly growing franchise lending business. As of March 31, 1997, the Company had a portfolio of approximately $249.2 million in loans to over 350 restaurant locations. The Company focuses on lending only to the top regional and national franchise concepts such as Taco Bell, Wendy's, Pizza Hut, Hardee's and Kentucky Fried Chicken, quick service restaurants.

  Several major concepts have named the Company as a preferred lender for their franchises. The Company is actively seeking to expand and diversify its financing operations pursuant to selected franchise operating statistics and other criteria developed by the Company, which are intended to identify the most attractive markets for the Company's products. In addition to offering franchisee financing, the Company recently began offering development loans to allow franchisees to finance new unit sites as well as equipment lease financing. The Company utilizes experienced loan originators recruited from banking and commercial finance companies to analyze operations data, asses real estate values, process and document loan files, and implement the Company's business growth strategy.


BUSINESS STRATEGY

Focus on Successful Regional and National Franchises: The Company believes that through building long-term relationships with major regional and national franchise concepts, it can increase the level of loan originations through an existing network and through repeat lending opportunities. The Company primarily focuses on lending to successful regional and national franchise concepts with proven track records of successful operations.

Maximize Interest Income While Originating Low-Risk Loans: The Company seeks to maximize its return on investment while minimizing credit loss exposure. The Company maintains a high spread by typically lending at LIBOR + 375 basis points. The Company's maximum loan-to-value ratio is 70% of the appraised value on Acquisition and Construction Loans (65% for single-unit operators) and 65% of the appraised value on Enterprise Loans. In addition, credit risk is decreased as the Company requires that all loans are collateralized by a first lien on substantially all of the franchisee's furniture, fixtures, and equipment, collateral assignment of leases or a leasehold mortgage. The Company also imposes a high prepayment penalty and strict yield maintenance programs to increase interest income and deter prepayment of loans.

Commitment to the Company's Underwriting Guidelines: The Company believes a key factor in its success to date has been its ability to minimize its delinquency levels and its losses when lending to the Company's borrowers.

The Company has been able to achieve these standards by maintaining low geographic concentrations with each franchisee, continually monitoring the performance of its loans as well as reevaluating its underwriting guidelines and quality control criteria. As a result of these factors, the Company has been consistently able to maintain delinquency and foreclosure ratios at or below industry levels.

EXPANSION STRATEGY

Expand Product Line and Increase Equity Participation: The Company intends to further leverage its reputation as leader in franchise mortgage lending by acting as a full-service franchise lending institution. The Company seeks to increase its focus on lending money to franchisees to finance the construction of franchise units, and equity participation therein. The Company believes that the potential for equity participation will attract additional franchise borrowers and franchise concepts.

Leveraging Strategic Relationships and Selective Acquisitions: The Company intends to continue to take advantage of existing strategic relationships to access additional franchise opportunities. In addition, the Company seeks to increase its capital and lending capabilities through acquisitions of synergetic commercial finance companies.

Expand into New Franchise Concepts: The Company believes that substantial opportunities exist to extend its existing franchise financing methodology into non-restaurant concepts. The Company intends to increase its loan origination volume by expanding into other franchise concepts, such as automobile, energy, golf course refinancing, and other non-restaurant concepts.


LOAN ORIGINATIONS

Overview

   The Company generally finances renovations, expansions, and improvements to existing franchise operations, equipment purchases, new unit development, real estate acquisition, unit acquisition, working capital, and debt refinancing. During the three months ended March 31, 1997, the Company originated approximately $140 million in new loans.

   Generally, the Company's borrowers own three or more units, have three or more years of ownership in the concept, or have an equivalent ownership tenure in a different major fast food concept. For Enterprise Loans, the Company secures its interest by taking a first lien on substantially all of the borrower's furniture, fixtures and equipment. Additionally, the Company secures its interest by taking a leasehold mortgage or collateral assignment of the franchisee's leases. For Acquisition and Construction Loans, in addition to the enterprise value, the Company takes an assignment of the land lease (with term or options extending beyond the proposed loan term) in addition to a first lien on the building and the furniture, fixture and equipment associated with the enterprise value of the loan. The Company obtains a first mortgage on any property financed in addition to a first lien on the furniture, fixtures and equipment associated with the enterprise value of the loan. Enterprise loans may have a term and amortization of up to 15 years. Acquisition and Construction Loans have a maximum term and amortization of 20 years. In no event will a loan term exceed an existing lease term (including any option to renew) or a remaining franchise term (including any standard renewal term).


LOAN SALES AND SECURITIZATIONS

   The Company sells a majority of its loan origination volume in the secondary market through its securitization program, and to a lesser extent, through whole loan sales. The Company's securitization program allows it to retain a high-yielding interest on its original loans while improving liquidity and reducing its exposure to fluctuations in interest rates. During the three months ended March 31, 1997, the Company did not complete any loan securitizations.


LOAN SERVICING AND DELINQUENCIES

   FMAC's Servicing Department is responsible for loan accounting, compliance monitoring and, if necessary, problem loan collections. Currently, FMAC services over 1,200 loans across the United States representing over $850 million in principal balances.


FUNDING

Lines of Credit

  The Company maintains various revolving warehouse lines of credit. Outstanding amounts available at March 31, 1997, are as follows: (In thousands)



                                      Weighted
                                       Average
                                      interest  Commitment   Outstanding          Index
                                        rate    ----------   -----------          -----
                                        ----
Southern Pacific Thrift & Loan.......   9.17%     $ 25,227   $ 25,227      Coupon - approx. 50 bp's
Banco Santander......................   7.69%       50,000     45,577      Libor + 225 bp's
Sanwa Bank...........................   7.04%       15,000      6,110      Eurodollars + 200 bp's
CS First Boston......................   7.04%      200,000    161,202      Libor + 160 bp's
                                                  --------   --------
                                                  $290,227   $238,116
                                                  ========   ========

                             RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 1997 COMPARED TO THREE MONTHS ENDED MARCH 31, 1996

  Net income for the three months ended March 31, 1997 resulted in a net loss of $2.8 million as compared to a gain of $3.6 million for the same period last year.


REVENUES

  Total revenues for the Company during the first quarter ended March 31, 1997 were $1.3 million, a decrease of $5.8 million or 82.9% from the $7.0 million reported for the same period in 1996. The decrease in total revenues was primarily attributable to a decrease of $6.3 million in the gain on sale of loans.

Gain on sale of loans

  The gain on sale of loans in the first quarter of 1996 of $6.7 million is a result of the Company's December, 1995 loan securitization, for which the gain was deferred due to certain retained interests. Such interests were sold by the Company in the first quarter of 1996.

  The $390 thousand gain on sale of loans in the first quarter of 1997 was primarily due to the additional cash received related to the Company's June 30, 1996 securitization.

Net interest income

  Net interest income increased to $643 thousand during the quarter ended March 31, 1997 from $23 thousand for the same period last year. The increase is primarily attributable to the increase in loans held for sale between the two periods from $24.9 million on March 31, 1996 to $249.2 million on March 31, 1997.

Loan servicing income

  Loan servicing income increased to $640 thousand during the first quarter ended March 31, 1997 from $282 thousand for the same period last year. The increase is primarily attributable to the increase loan servicing portfolio of approximately 175% over the same period last year.

Loss on sale of investments

  The loss on sale of investments in the first quarter of 1997 of $403 thousand relates to the Company's repurchase of bonds from a securitization of the Company's loans in 1991 ("1991-A"). The Company repurchased the remaining bonds totaling approximately $35 million in December of 1996, financed by a loan from Greenwich Capital. In January of 1997, approximately $20 million of the loans were securitized resulting in a loss of $403 thousand. The remaining loans of approximately $15 million were retained by the Company, the majority of which were refinanced with the borrowers.


EXPENSES

  Total expenses for the Company during the first quarter 1997 were $4.1 million, an increase of $0.6 million from the $3.4 million reported for the same period in 1996. The increases were primarily attributable to the

Company's growth as evidenced by increases in loan origination volume to $140.6 million in the first quarter of 1997 compared to $100.5 million for the same period last year.


LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal liquidity requirements result from the need for the Company to fund franchise mortgage loans originated or acquired for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital.

   The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, and (vi) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through warehouse lines of credit from financial institutions, borrowings from ICII, and securitizations. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future.

   The Company currently pools and sells through securitization a substantial portion of the loans or leases which it originates or purchases. Accordingly, adverse changes in the securitization market could impair the Company's ability to originate, purchase and sell loans or leases on a favorable or timely basis.

  The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $265.0 million in financing at March 31, 1997.

     The Company believes that, with liquidity available at FMAC, the Company's lending activities will be adequately funded. The combination of cash from operations and borrowings from ICII have allowed the Company to meet its required liquidity needs for 1996 and 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC



Date:  May 19, 1997                        By: /s/  Raedelle Walker
                                              --------------------
                                              Raedelle Walker
                                              Executive Vice President and CFO