Form 10-Q
period 1997-06-30
FRANCHISE MORTGAGE ACCEPTANCE CO LLC
filed 1997-08-19
CIK 1035012

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

                      COMMISSION FILE NUMBER: 333-22141-03

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC


            CALIFORNIA                                   061-429737
  --------------------------------          ------------------------------------
   (STATE OR OTHER JURISDICTION OF          (IRS EMPLOYER IDENTIFICATION NUMBER)
   INCORPORATION OR ORGANIZATION)



       2049 CENTURY PARK EAST, SUITE 350, LOS ANGELES, CALIFORNIA 90067

                                (310) 229-2600


INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(b) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.
YES   X     NO
    -----       -----

INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST POSSIBLE DATE:


          CLASS                 SHARES OUTSTANDING AT AUGUST 18, 1997
          -----                 -------------------------------------

          NOT APPLICABLE        NOT APPLICABLE

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                            PART I - FINANCIAL INFORMATION                                 PAGE
                                            ------------------------------                                 ----
ITEM 1         FINANCIAL STATEMENTS
               --------------------
                 Balance Sheets - June 30, 1997 and December 31, 1996.....................................    2

                 Statements of Income - Three and six months ended June 30, 1997 and 1996.................    3

                 Statements of Cash Flows - Six months ended June 30, 1997 and 1996.......................    4

                 Statement of Changes in Members' Equity - June 30, 1997..................................    5

                 Notes to Financial Statements............................................................    6

ITEM 2         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS          8
               -------------------------------------------------------------------------------------

                                              PART II - OTHER INFORMATION
                                              ---------------------------
ITEMS 1-6      NOT APPLICABLE
               --------------

               SIGNATURES                                                                                    14
               ----------


FORWARD-LOOKING STATEMENTS

  When used in this Form 10-Q or future filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

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

                          ITEM 1. FINANCIAL STATEMENTS

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                          JUNE 30,     DECEMBER 31,
     ASSETS                                                 1997           1996
     ------                                               --------     ------------
Cash..................................................    $     15       $     --
Interest bearing deposits.............................       2,667          2,594
Securities available for sale, at market..............       2,581         39,349
Loans and leases held for sale, net of provisions.....     207,789         98,915
Retained interest in loan and lease securitizations...       7,002          6,908
Premises and equipment, net...........................       1,433          1,162
Goodwill..............................................       4,571          4,332
Accrued interest receivable...........................       1,137            560
Other assets..........................................       5,536          6,356
                                                          --------       --------
     Total assets.....................................    $232,731       $160,176
                                                          ========       ========

     LIABILITIES AND MEMBERS' EQUITY
     -------------------------------

Book overdraft........................................    $     --       $    171
Payable to Imperial Credit Industries, Inc............      10,245         17,728
Borrowings............................................     196,552        125,240
Accrued interest payable..............................          --            148
Other liabilities.....................................       3,836          2,432
                                                          --------       --------
     Total liabilities................................     210,633        145,719
                                                          --------       --------

Members' equity:
  Members' capital....................................       5,792          5,792
  Retained earnings...................................      16,306          8,665
                                                          --------       --------
     Total members' equity............................      22,098         14,457
                                                          --------       --------
     Total liabilities and members' equity............    $232,731       $160,176
                                                          ========       ========

                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                             STATEMENTS OF INCOME
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------   -------------------------
                                                         1997          1996          1997           1996
                                                         ----          ----          ----           ----
REVENUE:
  Gain on sale of loans and leases.................     $20,047     $   5,852      $ 20,033      $ 12,520

  Interest income..................................       6,770           601        10,767         1,257
  Interest expense.................................       6,040           322         9,394           955
                                                        -------     ---------      --------      --------
     Net interest income...........................         730           279         1,373           302

  Loan servicing income............................         736           367         1,376           649
  Other income.....................................          --            --            --            63
                                                        -------     ---------      --------      --------
     Total other income............................         736           367         1,376           712
                                                        -------     ---------      --------      --------

         Total revenue.............................      21,513         6,498        22,782        13,534
                                                        -------     ---------      --------      --------

EXPENSES:
  Personnel expense................................       2,067         1,250         4,665         3,901
  Professional services............................         698           470         1,176           602
  Travel...........................................         347           121           524           202
  Business promotion...............................         176           101           349           198
  Occupancy........................................         161            63           277           122
  Goodwill amortization............................          88            76           169           251
  Telephone and other communications...............         153            72           239           121
  General and administrative expense...............       1,069           195         1,420           374
                                                        -------     ---------      --------      --------
        Total expenses.............................       4,759         2,348         8,819         5,771
                                                        -------     ---------      --------      --------

  Net Income.......................................     $16,754      $  4,150      $ 13,963      $  7,763
                                                        =======      ========      ========      ========

                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                           SIX MONTHS      SIX MONTHS
                                                                              ENDED           ENDED
                                                                          JUNE 30, 1997   JUNE 30, 1996
                                                                          -------------   -------------
Cash flows from operating activities:
    Net income........................................................        $  13,963    $    7,763

  Adjustments to reconcile net income to net cash provided by (used in) operating activities:

  Depreciation........................................................              219            38
  Amortization........................................................              169           154
  Net change in franchise loans and leases held for sale..............         (128,907)      144,693
  Gain on sale of loans and leases....................................           20,033        12,520
  Net change in accrued interest receivable...........................             (577)          952
  Net change in retained interest in loan and lease securitizations...              (94)           --
  Net change in accrued interest payable..............................             (148)       (1,062)
  Net change in residual interest due owner...........................               --          (526)
  Net change in other assets..........................................              820        (2,615)
  Net change in other liabilities.....................................            1,404           917
                                                                              ---------    ----------
Net cash provided by operating activities:............................          (93,118)      162,834
                                                                              ---------    ----------
Cash flows from investing activities:
  Net change in interest bearing deposits.............................              (73)       (1,999)
  Sale (purchase) of securities available for sale....................           36,768        (9,691)
  Purchases of premises and equipment.................................             (490)         (275)
  Cash utilized for acquisitions......................................             (408)           --
                                                                              ---------    ----------
Net cash provided by (used in) investing activities:..................           35,797       (11,965)
                                                                              ---------    ----------
Cash flows from financing activities:
  Net change in receivables from affiliates...........................               --           675
  Net change in payable to Imperial Credit Industries, Inc............           (7,483)        7,009
  Net change in borrowings............................................           71,312       (46,402)
  Repayment of bonds..................................................               --      (111,995)
  Distribution to partners............................................           (6,322)           --
                                                                              ---------    ----------
Net cash used in financing activities:................................           57,507      (150,713)
                                                                              ---------    ----------

Net change in cash....................................................              186           156

Cash at beginning of year.............................................             (171)         (445)
                                                                              ---------    ----------

Cash at end of period.................................................        $      15    $     (289)
                                                                              =========    ==========

                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                           RETAINED
                                                           EARNINGS            TOTAL
                                            MEMBERS'     (ACCUMULATED         MEMBERS'
                                            CAPITAL        DEFICIT)           EQUITY
                                            -------      ------------        ---------
Balance, June 30, 1995 (inception)......         --             --                --
Members' Contribution - ICII............      8,952             --             8,952
Members' Contribution - Knyal...........        645             --               645
Return of capital - ICII................     (3,805)            --            (3,805)
Net income..............................         --          8,665             8,665
                                            -------        -------           -------
Balance, December 31, 1996..............      5,792          8,665            14,457
Tax Distribution - ICII.................         --         (4,215)           (4,215)
Tax Distribution - Knyal................         --         (2,107)           (2,107)
Net income..............................         --         13,963            13,963
                                            -------        -------           -------
Balance, June 30, 1997 (unaudited)......      5,792         16,306            22,098
                                            =======        =======           =======

                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.  ORGANIZATION

  On June 30, 1995, Imperial Credit Industries, Inc. (ICII) acquired from Greenwich Capital Financial Products, Inc. (Greenwich), certain assets of Greenwich's Franchise Mortgage Acceptance Company division (the FMAC Division), including all of Greenwich's rights under certain servicing contracts entered into by the FMAC Division (the Servicing Contracts). The Servicing Contracts pertain to the servicing of franchise loans that were previously securitized by Greenwich through the FMAC Division. In connection with the acquisition, the Company or its affiliates assumed certain liabilities related to the Servicing Contracts and Greenwich agreed to act as the Company's exclusive agent in connection with securitization of franchise loans for a period of 24 months. The net purchase price for these assets was approximately $7.8 million.

  Concurrent with the closing of the transactions described above, ICII entered into an operating agreement with Wayne L. Knyal (Knyal), the former president of the FMAC Division, for the formation of a California limited liability company named Franchise Mortgage Acceptance Company LLC (the Company). The Company was formed to originate, securitize and service franchise mortgage loans. Under the terms of the operating agreement, in exchange for a 66 2/3% ownership interest in the Company, ICII contributed to the Company approximately $1.3 million in cash and all of the assets purchased from Greenwich other than Servicing Contracts. In exchange for a 33 1/3% ownership interest in the Company, Knyal caused his wholly owned company, Franchise Mortgage Acceptance Corporation ("FMAC Corporation"), to contribute to the Company all of its rights under a servicing contract pertaining to franchise mortgage loans that were previously securitized by FMAC Corporation. The Company's headquarters and operations center are located in Los Angeles, California.

2.  BASIS OF PRESENTATION

  The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

3.  LOANS HELD FOR SALE
    Loans held for sale consisted of the following at June 30, 1997 and December 31, 1996:
    (In thousands)

                                                                              AT JUNE 30,    AT DECEMBER 31,
                                                                                 1997             1996
                                                                             ------------   ----------------
         Franchise loans held for sale, net of provisions.............       $  188,600        $  94,490
         Franchise equipment loans and leases held for sale...........           21,183            4,385
         Net deferred loan fees.......................................           (2,932)            (750)
         Net deferred loan costs......................................            1,607               --
         Unearned lease income........................................           (3,270)            (497)
         Deferred hedging loss........................................            2,599            1,287
                                                                             ----------        ---------
                                                                             $  207,789        $  98,915
                                                                             ==========        =========

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
GENERAL

  Franchise Mortgage Acceptance Company is a specialty commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts. Since commencing business in 1991, the Company has become the leading lender to national and regional Quick Service Restaurant
(QSR) franchisees, according to the Restaurant Finance Reporter. The Company has expanded its focus to include casual dining concepts, retail energy licensees (service stations, convenience stores, truck stops, car washes, and quick lube businesses), and golf operating businesses (golf courses and golf practice facilities). The Company offers long-term fixed- and variable-rate loan and lease products and endeavors to sell such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing-retained basis. The Company believes that the combination of risk-adjusted yields, loan terms, and prepayment penalties in its loan and lease products make them attractive financial investments in the secondary market. Since the Company's inception, it has funded over $1.4 billion in loans and leases, and at June 30, 1997, the Company had a servicing portfolio of $1.1 billion. At June 30, 1997, the Company's average outstanding loan balance was $895 thousand. The Company had ten marketing offices in seven states at June 30, 1997.

  The Company's focus is to provide funding to broadly based industries that have been historically been underserved by bankers and other traditional sources of financing. This requires the Company to develop specific expertise and industry presence in the sectors in which it operates in order to provide individualized financial solutions to borrowers. The Company's customers are small business operators with proven operating experience, primarily independent multi-unit franchisees. Instead of relying on real estate and other collateral as the primary basis for small business lending decisions, the Company uses a combination of enterprise value and historical operating cash flows, along with the Company's extensive industry research and management experience, to make credit determinations. The Company also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. The Company believes that, as an unregulated national financial services provider, it has the opportunity to offer loan terms that are generally more attractive than those offered by competing institutional lenders. The Company's delinquency and loss experience has been extremely low due in part to strict underwriting criteria and the Company's ability to locate replacement-qualified franchisee/borrowers for delinquent loans. At December 31, 1996 and June 30, 1997, the percentage of the Company's loans and leases that were 90 days or more delinquent was 0.0% and 0.1%, respectively. The Company suffered no loan or lease losses during either of such periods.


BUSINESS STRATEGY

   The Company's goal is to become a leading national small business lender.
The Company believes this segment has been traditionally underserved by financial service providers. As an unregulated financial service provider, the Company believes it has the flexibility and capability, both through the structure of its offered loan products and that of its securitizations and whole loan sales, to increase its participation in the small business lending market. The Company intends to achieve its goals through the following strategies:

   Growth in existing sectors - The Company seeks to become a leading lender in each sector in which it operates The Company plans to replicate its success in the QSR industry in other sectors, such as retail energy and golf, through sector focused product development, service, and support. The Company forms specialty teams within its infrastructure to specifically focus on each sector's customer needs, generate customer loyalty, and enhance service and support. Management believes that its industry leadership position, relationships with major borrowers, franchisers, vendors, and expertise within lending sectors will assist the Company in achieving its market share goals.

   Controlled expansion - Management believes that substantial opportunities exist to extend the Company's lending expertise into other franchise and franchise related sectors. The Company's philosophy is to provide complete business solutions to undercapitalized industries by developing strategies and financial solutions, which are based on each borrower's specific needs. The Company believes that its experience in lending to QSRs allowed it to develop a template for efficiently originating and servicing loans and leases in other industry sectors. The Company continually analyzes potential new industry segments which are underserved by banks and other traditional lending sources and exhibit financial characteristics similar to the Company's existing customer base, such as strong operating cash flow, experienced management and the availability of industry information to facilitate meaningful borrower performance analysis. Management believes that the Company's infrastructure provides the basis for successfully developing profitable new lending sectors.

   Maintain Superior Credit Quality - The Company's credit quality has been exceptional, with only two loans becoming more than ninety days delinquent as of June 30, 1997. The Company's success to date has been a result of careful underwriting, detailed industry knowledge, and active oversight of its existing servicing portfolio.

   Capital Markets Performance - The Company has realized superior securitization execution on its loan portfolio due to the attractive terms and credit quality of the loans that the Company is originating. Unlike many specialty finance lenders, the Company has recognized significant cash gains on its securitizations in contrast to GAAP based present value gains practices which result in larger retained interest in loan securitizations, commonly referred to as residual interests.

   Revenue Diversification - Management is committed to developing a diversified revenue base to reduce revenue volatility and enhance profitability. The Company continually monitors and administers its loan and securitization products to enlarge the stability of its cash flows. Revenue sources include loan origination points and fees, interest income earned prior to the sale of the loans, whole loan sale profits, securitization profits, loan servicing fees, and equity investment returns.


LOAN ORIGINATIONS

   LENDING DIVISIONS

   The Company's original focus was to provide secured financing to franchisees of Taco Bell Corporation. After establishing an infrastructure and credit expertise, the Company began expanding into related business sectors. FMAC carefully reviews vertical industries seeking a combination of large capital investments, proven cash flow generating capabilities, common operations, and a scarcity of long-term, fixed-rate funding sources. This formula provides the template to identify, test, and determine the potential value of entering into new lending sectors. For the six months ended June 30, 1997, the Company originated $300.5 million in franchise loans and leases.

   To date, the Company has expanded its lending activities to the following sectors:

Restaurant Finance. The restaurant finance group was organized in 1991 to provide loans to top-tier national and regional QSR franchise concepts such as Taco Bell, Burger King, Hardee's, KFC, Wendy's, and Pizza Hut. In 1995, the Company began making loans to second tier franchises and casual dining concepts such as TGIF, Applebee's, Denny's, and others. In 1995, the Company introduced DEVCO loans and expanded the approved QSR concepts to include successful-tier restaurants such as Carl's Jr., Church's Chicken, and Jack in the Box. As of June 30, 1997, the restaurant finance group originated loans through a network of ten offices in seven states.

Energy Finance. The energy finance group was organized in February 1997 to provide loans to top-tier national and regional businesses that distribute retail petroleum products such as service stations, convenience stores, truck stops, car washes, and quick lube businesses. Customers to date have included major national chains such as Texaco, Chevron, and Arco. As of June 30, 1997, the energy finance group originated loans through a network of six offices in five states.

Golf Finance. The golf finance group was organized in 1996 to provide loans to experienced owners and operators of golf courses and golf facilities, such as driving ranges and practice facilities, nationwide.

Equipment Finance. The equipment finance group was organized in 1996 to provide equipment financing to experienced owners and operators in those sectors in which the Company operates.


SECURITIZATIONS AND WHOLE LOAN SALES

   The Company endeavors to sell all of its loans originated either through securitization or securitizes a majority of loans originated or purchased by bulk sales to institutional purchasers of whole loans.

   Securitizations. In a securitization, the Company sells loans that it has originated or purchased to a trust for a cash purchase price and an interest in the loans securitized called residual interests. The cash purchase price is raised through an offering of senior certificates by the trust. Following the securitization, purchasers of senior certificates receive the principal collected, including prepayments, and the investor pass-through interest rate on the principal balance, while the Company receives the cash flows from the residual interests, after payment of servicing fees, guarantor fees, and other trust expenses and provided the specified over-collateralization requirements are met. The Company recognizes gain on sale of the loans, which represents the excess of the estimated fair value of the residual interests, less closing and underwriting costs, over the carrying value of the loans sold, in the fiscal quarter in which such loans are sold. Concurrent with recognizing such gain on sale, the Company records the residual interests as assets on its balance sheet. The recorded values of these residual interests are amortized as distributions are received from the trust holding the respective loan pool.

   With respect to certain of the aforementioned securitizations, the Company arranged for the related trusts to purchase credit enhancements for the senior certificates in the related trusts in the form of insurance policies provided by one AAA/Aaa rated monoline insurance company and, as a result, the senior certificates in each trust received a rating of "AAA" from Standard & Poor's Ratings Services and "Aaa" from Moody's Investors Service, Inc. The Company may continue to arrange for credit enhancements on future securitizations.

   There are no assurances that actual performance of any of the Company's securitized loan portfolios will be consistent with the Company's estimates and assumptions. To the extent that actual prepayment speeds, losses, or market discount rates materially differ from the Company's estimates, the estimated value of its residuals may increase or decrease, which may have a material impact on the Company's results of operations, financial condition, and liquidity.

   Whole Loan Sales. Depending on market conditions, the Company also sells for cash loan originations through sales in which the Company disposes of its entire economic interest in the loans (excluding servicing rights) for a cash price that represents a premium over the principal balance of the loans sold.

   The Company seeks to maximize its premium on whole loan sale revenues by closely monitoring institutional purchasers' requirements and focusing on originating or purchasing the types of loans that meet those requirements and for which institutional purchasers tend to pay higher premiums.

   Whole loan sales are made on a non-recourse basis pursuant to a purchase agreement containing customary representations and warranties by the Company regarding the underwriting criteria applied by the Company and the origination process. The Company, therefore, may be required to repurchase or substitute a loan in the event of a breach of its representations and warranties. In addition, the Company sometimes commits to repurchase or substitute a loan if a payment default occurs within the first month following the date the loan is funded, unless other arrangements are made between the Company and the purchaser. The Company is also required in some cases to repurchase or substitute a loan if the loan documentation is alleged to contain fraudulent misrepresentations made by the borrower.

   The Company may be required either to repurchase or to replace loans, which do not conform to the representations, and warranties made by the Company in the pooling and servicing agreements entered into when the loans are pooled and sold through secritizations.


LOAN AND LEASE SERVICING

   Servicing. The Company's Servicing Department is responsible for loan accounting, compliance monitoring and, if necessary, problem loan collections. As of June 30, 1997, the Company serviced approximately 1,565 loans located in the United States representing approximately $1.0 billion in principal balances. The Company's servicing operations are located in Greenwich, Connecticut.


WAREHOUSE CREDIT AND REPURCHASE FACILITIES

  The Company is dependant upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to securitize or sell loans in the secondary market, in order to fund new originations. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $365 million in financing at June 30, 1997. Outstanding amounts available at June 30, 1997 are as follows: (In thousands)

                                           WEIGHTED
                                            AVERAGE
                                           INTEREST
                                             RATE       COMMITMENT     OUTSTANDING             INDEX
                                           ---------    ----------     -----------             -----
Southern Pacific Thrift & Loan............    9.17%       $     --        $     --     Coupon - approx. 50 bp's
Banco Santander...........................    7.29%         50,000          16,560     Libor + 160 bp's
Sanwa Bank................................    7.50%         15,000          12,092     Eurodollars + 200 bp's
CS First Boston...........................    7.29%        300,000         167,900     Libor + 160 bp's
                                                          --------        --------
                                                          $365,000        $196,552
                                                          ========        ========

EQUITY INVESTMENTS

  The Company periodically makes equity investments in companies operating in the sectors served by its lending and leasing businesses. Such investments may be made in conjunction with loans and leases or independent of any borrowing relationship. The Company's equity investments, which are generally made through subsidiary limited liability companies, have taken the form of common stock equivalents, contingent equity interests such as warrants, and combinations thereof. At June 30, 1997, the Company had investments in entities operating 250 QSRs, including Taco Bell, Church's Chicken, KFC, and Hot `N Now franchisees. In certain cases, concurrent equity investments have been made by ICII and Wayne Knyal, the Company's Chairman and Chief Executive Officer.

                             RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

  Total revenues increased $15.0 million or 230.8% to $21.5 million for the three months ended June 30, 1997 from $6.5 million for the comparable period in 1996. During the same periods, the Company's total expenses increased $2.5 million or 108.7% to $4.8 million from $2.3 million. As a result, the Company's net income increased $12.6 million or 300.0% to $16.8 million for the three months ended June 30, 1997 as compared to $4.2 million for the same period in 1996.

  Total revenues increased $9.3 million or 68.9% to $22.8 million for the six months ended June 30, 1997 from $13.5 million for the comparable period in 1996. During the same periods, the Company's total expenses increased $3.0 million or 51.7% to $8.8 million from $5.8 million. As a result, the Company's net income increased $6.2 million or 79.5% to $14.0 million for the six months ended June 30, 1997 as compared to $7.8 million for the same period in 1996.

Gain on sale of loans

  The $15.0 million increase in revenues for the three months ended June 30, 1997 as compared to the same period in 1996 was primarily attributable to a $14.2 million increase in gain on sale of loans. For the three months ended June 30, 1997, the Company sold approximately $158.6 million of loans in a securitization ("1997-A") as compared to $167.4 million of loans sold in a securitization ("1996-A") for the three months ended June 30, 1996. The increased gain on sale of loans was due to several factors: amount of loans sold, composition of loans in the securitization, structure of the securitization, and market influences at the time of securitization execution.

  The $9.3 million increase in revenues for the six months ended June 30, 1997 as compared to the same period in 1996 was primarily attributable to a $7.5 million increase in gain on sale of loans. This increase is primarily due to the above referenced securitizations.

Net interest income

  Net interest income also contributed to the increase in revenues, increasing $0.5 million or 162.0% to $0.7 million for the three months ended June 30, 1997 and $1.1 million or 366.7% to $1.4 million for the six months ended June 30, 1997 as compared to $0.3 million and $0.3 million for the same periods in 1996. The increase was primarily due to the significant increase in loans held for sale which resulted from an increase in loan originations to $534.1 million or 60% for the twelve months ended June 30, 1997 as compared to loan originations for the twelve months prior totaling $334.8 million.

Loan servicing income

  Loan servicing income increased $0.3 million or 100.5% to $0.7 million for the three months ended June 30, 1997 and $0.7 million or 112.0% to $1.4 million for the six months ended June 30, 1997 as compared to $0.4 million and $0.6 million for the same periods in 1996. This was primarily due to the increase in loans serviced which resulted from the securitization of $281.8 million in loans from June 1996 through December 1996, with servicing rights retained by the Company.

Loss on sale of investments

  The loss on sale of investments reported in the first quarter of 1997 of $403 thousand relating to the Company's repurchase of bonds from a securitization of the Company's loans in 1991 ("1991-A") was reclassified into gain on sale of loans in the second quarter of 1997. The Company repurchased the remaining bonds totaling approximately $35 million in

December of 1996, financed by a loan from Greenwich Capital. In January of 1997, approximately $20 million of the loans were securitized resulting in a loss of $403 thousand. The remaining loans of approximately $15 million were retained by the Company, the majority of which were refinanced with the borrowers.


EXPENSES

  The 108.7% or $2.5 million increase in total expenses to $4.8 million for the three months ended June 30, 1997 as compared to $2.3 million for the same period of the prior year resulted from the growth in operations of the Company due to the dramatic increase in loan originations. Personnel expenses increased $0.8 million or 65.4%, professional services increased $0.2 million or 48.5%, and general and administrative expenses increased $0.9 million or 444.9% for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996

  The 52.8% or $3.0 million increase in total expenses to $8.8 million for the six months ended June 30, 1997 as compared to $5.8 million for the same period of the prior year resulted from the growth in operations of the Company due to the dramatic increase in loan originations. Personnel expenses increased $0.8 million or 19.6%, professional services increased $0.6 million or 95.3%, and general and administrative expenses increased $1.0 million or 279.7% for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

   The Company's principal liquidity requirements result from the need for the Company to fund franchise mortgage loans originated or acquired for purposes of sale or investment. In addition, the Company, as a loan servicer, requires funding to make advances of delinquent principal and interest payments and escrow balances, and as basic working capital.

   The Company has an ongoing need for capital to finance its lending activities. This need is expected to increase as the volume of the Company's loan and lease originations and acquisitions increases. The Company's primary cash requirements include the funding of (i) loan and lease originations and acquisitions pending their pooling and sale, (ii) points and expenses paid in connection with the acquisition of wholesale loans, (iii) fees and expenses incurred in connection with its securitization programs, (iv) overcollateralization or reserve account requirements in connection with loans and leases pooled and sold, (v) ongoing administrative and other operating expenses, and (vi) the costs of the Company's warehouse credit and repurchase facilities with certain financial institutions. The Company has financed its activities through warehouse lines of credit from financial institutions, borrowings from ICII, securitizations, and whole loan sales. The Company believes that such sources will be sufficient to fund the Company's liquidity requirements for the foreseeable future.

   The Company currently pools and sells through securitization a substantial portion of the loans or leases which it originates or purchases. Accordingly, adverse changes in the securitization market could impair the Company's ability to originate, purchase and sell loans or leases on a favorable or timely basis.

  The Company is dependent upon its ability to access warehouse credit and repurchase facilities, in addition to its ability to continue to pool and sell loans and leases in the secondary market, in order to fund new originations and purchases. The Company has warehouse lines of credit and repurchase facilities under which it had available an aggregate of approximately $365.0 million in financing at June 30, 1997.

     The Company believes that, with liquidity available, its lending activities will be adequately funded. The combination of cash from operations and borrowings from ICII have allowed the Company to meet its required liquidity needs for 1996 and 1997.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC



Date:  August 18, 1997                  By: /s/  Raedelle Walker
                                            --------------------------------
                                            Raedelle Walker
                                            Executive Vice President and CFO