Form 10-Q/A
period 1997-06-30
FRANCHISE MORTGAGE ACCEPTANCE CO LLC
filed 1997-08-27
CIK 1035012

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                  FORM 10-Q/A


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

                          ITEM 1. FINANCIAL STATEMENTS

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                                 BALANCE SHEETS
                                  (UNAUDITED)
                                 (IN THOUSANDS)


                                                          JUNE 30,     DECEMBER 31,
     ASSETS                                                 1997           1996
     ------                                               --------     ------------
Cash..................................................    $     15       $     --
Interest bearing deposits.............................       2,667          2,594
Securities available for sale.........................       2,581         39,349
Loans and leases held for sale........................     208,014         98,915
Retained interest in loan securitizations.............       7,002          6,908
Premises and equipment, net...........................       1,433          1,162
Goodwill..............................................       4,571          4,332
Accrued interest receivable...........................       1,137            560
Other assets..........................................       5,536          6,356
                                                          --------       --------
     Total assets.....................................    $232,956       $160,176
                                                          ========       ========

     LIABILITIES AND MEMBERS' EQUITY
     -------------------------------

Book overdraft........................................    $     --       $    171
Payable to Imperial Credit Industries, Inc. ..........       9,997         17,728
Borrowings............................................     195,922        125,240
Accrued interest payable..............................         878            148
Other liabilities.....................................       4,061          2,432
                                                          --------       --------
     Total liabilities................................     210,858        145,719
                                                          --------       --------

Members' equity:
  Members' capital....................................       5,792          5,792
  Retained earnings...................................      16,306          8,665
                                                          --------       --------
     Total members' equity............................      22,098         14,457
                                                          --------       --------
     Total liabilities and members' equity............    $232,956       $160,176
                                                          ========       ========

                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                             STATEMENTS OF INCOME
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                    THREE MONTHS ENDED JUNE 30,   SIX MONTHS ENDED JUNE 30,
                                                    ---------------------------   -------------------------
                                                         1997          1996          1997           1996
                                                         ----          ----          ----           ----
REVENUE:
  Gain on sale of loans............................     $20,047     $   5,852      $ 19,808      $ 12,520

  Interest income..................................       6,770           601        10,767         1,257
  Interest expense.................................       6,040           322         9,394           955
                                                        -------     ---------      --------      --------
     Net interest income...........................         730           279         1,373           302

  Loan servicing income............................         736           367         1,376           649
  Other income.....................................          --            --            --            63
                                                        -------     ---------      --------      --------
     Total other income............................         736           367         1,376           712
                                                        -------     ---------      --------      --------

         Total revenue.............................      21,513         6,498        22,557        13,534
                                                        -------     ---------      --------      --------

EXPENSES:
  Personnel and commission.........................       2,067         1,250         4,665         3,901
  Professional services............................         698           470         1,176           602
  Travel...........................................         347           121           524           202
  Business promotion...............................         176           101           316           198
  Occupancy........................................         161            63           277           122
  Goodwill amortization............................          88            76           169           251
  General and administrative expense...............       1,222           267         1,467           495
                                                        -------     ---------      --------      --------
        Total expenses.............................       4,759         2,348         8,594         5,771
                                                        -------     ---------      --------      --------

  Net Income.......................................     $16,754      $  4,150      $ 13,963      $  7,763
                                                        =======      ========      ========      ========

                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                            STATEMENTS OF CASH FLOW
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                         SIX MONTHS ENDED           SIX MONTHS ENDED
                                                                          JUNE 30, 1997               JUNE 30, 1996
                                                                          -------------               -------------
Cash flows from operating activities:
    Net income........................................................        $  13,963                $    7,763

  Adjustments to reconcile net income to net cash provided
    (used in) operating activities:

  Depreciation and amortization.......................................              388                       192
  Net (increase) decrease loans and leases held for sale..............         (109,304)                  157,213
  Decrease (increase) in accrued interest receivable..................             (577)                      952
  Net change in residual interest due owner...........................               --                      (526)
  Net change in other assets..........................................              931                    (2,615)
  Net change in other liabilities.....................................            2,359                      (145)
                                                                              ---------                ----------
Net cash provided (used) by operating activities:.....................          (92,240)                  162,834
                                                                              ---------                ----------
Cash flows from investing activities:
  Purchases of premises and equipment.................................             (490)                     (275)
  Increase in interest bearing deposits...............................              (73)                   (1,999)
  Sale (purchase) of securities available for sale....................           36,768                    (9,691)
  Purchase of other investments.......................................             (408)                       --
                                                                              ---------                ----------
Net cash provided (used) by investing activities:.....................           35,797                   (11,965)
                                                                              ---------                ----------
Cash flows from financing activities:
  Net change in receivables from affiliates...........................               --                       675
  Net change in borrowings from ICII..................................           (7,731)                    7,009
  Increase (decrease) in borrowings...................................           70,682                   (46,402)
  Repayment of bonds..................................................               --                  (111,995)
  Member distributions................................................           (6,322)                       --
                                                                              ---------                ----------
Net cash provided (used) by financing activities:.....................           56,629                  (150,713)
                                                                              ---------                ----------

Net change in cash....................................................              186                       156

Cash (book overdraft) at beginning of year............................             (171)                     (445)
                                                                              ---------                ----------

Cash (book overdraft) at end of period................................        $      15                $     (289)
                                                                              =========                ==========

                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                           RETAINED
                                                           EARNINGS            TOTAL
                                            MEMBERS'     (ACCUMULATED         MEMBERS'
                                            CAPITAL        DEFICIT)           EQUITY
                                            -------      ------------        ---------
Balance, December 31, 1996..............    $ 5,792        $ 8,665           $14,457
Tax Distribution - ICII.................         --         (4,215)           (4,215)
Tax Distribution - Knyal................         --         (2,107)           (2,107)
Net income..............................         --         13,963            13,963
                                            -------        -------           -------
Balance, June 30, 1997..................    $ 5,792        $16,306           $22,098
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

2.  RECENT ACCOUNTING PRONOUNCEMENTS

  The Company adopted on January 1, 1997, Financial Accounting Standards Board ("FASB") Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" ("SFAS 125"), which establishes accounting for transfers and servicing of financial assets and extinguishment of liabilities. This statement specifies when financial assets and liabilities are to be removed from an entity's financial statements, the accounting for servicing assets and liabilities and the accounting for assets that can be contractually prepaid in such a way that the holder would not recover substantially all of its recorded investment. Under SFAS 125, an entity recognizes only assets it controls and liabilities it has incurred, discontinues recognition of assets only when control has been surrendered, and discontinues recognition of liabilities only when they have been extinguished. SFAS 125 requires that the selling entity continue to carry retained interests, including servicing assets, relating to assets it no longer recognizes. Such retained interests are based on the relative fair values of the retained interests of the subject assets at the date of transfer. Transfers not meeting the criteria for sale recognition are accounted for as a secured borrowing with a pledge of collateral. SFAS 125 requires an entity to recognize its obligation to service financial assets that are retained in a transfer of assets in the form of a servicing asset or liability. The servicing asset or liability is amortized in proportion to, and over the period of, net servicing income or loss. Servicing assets and liabilities are assessed for impairment based on their fair value. The implementation of SFAS 125 did not have a material impact on the Company's financial condition or results of operations. Under the provisions of SFAS 125, securitization interests retained by the Company as a result of securitization transactions will be held as either available for sale or trading.

3.  FINANCIAL GUARANTEES

  The Company, among other subsidiaries of Imperial Credit Industries, Inc. ("ICII"), has jointly and severally and fully and unconditionally guaranteed ICII's $200 million 9.875% senior notes due January 15, 2007 and ICII's $70 liquidation amount of remarketed par securities.

                             RESULTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 1997 COMPARED TO THREE AND SIX MONTHS ENDED JUNE 30, 1996

  Total revenues increased 230.8% to $21.5 million for the three months ended June 30, 1997 from $6.5 million for the comparable period in 1996. During the same periods, the Company's total expenses increased 108.7% to $4.8 million from $2.3 million. As a result, the Company's net income increased 300.0% to $16.8 million for the three months ended June 30, 1997 as compared to $4.2 million for the same period in 1996.

  Total revenues increased 66.7% to $22.6 million for the six months ended June 30, 1997 from $13.5 million for the comparable period in 1996. During the same periods, the Company's total expenses increased 48.9% to 8.6 million from $5.8 million. As a result, the Company's net income increased 79.9% to $14.0 million for the six months ended June 30, 1997 as compared to $7.8 million for the same period in 1996.

Gain on sale of loans

  The increase in revenues for the three months ended June 30, 1997 as compared to the same period in 1996 was primarily attributable to a $14.2 million increase in gain on sale of loans. For the three months ended June 30, 1997, the Company sold approximately $158.6 million of loans in a securitization ("1997-A") as compared to $167.4 million of loans sold in a securitization ("1996-A") for the three months ended June 30, 1996.

  The increase in revenues for the six months ended June 30, 1997 as compared to the same period in 1996, was primarily attributable to a $7.3 million increase in gain on sale of loans. For the six months ended June 30, 1997, the Company sold approximately $158.6 million of loans in a securitization for a gain on sale of $18.8 million (of which $18.4 million was cash) as compared to $272.6 million of loans sold in two securitizations for a gain on sale of $12.5 million (of which $5.8 million was cash) for the six months ended June 30, 1996. The Company also recognized a gain on sale of $1.0 million in the six months ended June 30, 1997 from a whole loan sale of approximately $15.3 million. The increased gain on sale of loans was due to several factors, including the composition of loans in the securitization, the structure of the securitization and market conditions at the time of the securitization transaction.

Net interest income

  Net interest income also contributed to the increase in revenues, increasing 162.0% to $0.7 million for the three months ended June 30, 1997 and 354.6% to $1.4 million for the six months ended June 30, 1997 as compared to $0.3 million and $0.3 million for the same periods in 1996. The increase was primarily due to the significant increase in loans and leases held for sale which resulted from an increase of loan and lease originations.

Loan servicing income

  Loan servicing income increased 100.5% to $0.7 million for the three months ended June 30, 1997 and 112.0% to $1.4 million for the six months ended June 30, 1997 as compared to $0.4 million and $0.7 million for the same periods in 1996. This was primarily due to the increase in loans and leases serviced which resulted from the securitization of $325.1 million in loans from June 1996 through December 1996, with servicing rights retained by the Company.

EXPENSES

  Total expenses increased 108.7% to $4.8 million for the three months ended June 30, 1997 as compared to $2.3 million for the same period of the prior year primarily due to infrastructure additions needed to fund increased loan originations. Personnel expenses increased 65.4% to $2.1 million, professional services increased 48.5% to $0.7 million, and general and administrative expenses increased 444.9% to $1.2 million for the three months ended June 30, 1997 as compared to the three months ended June 30, 1996

  Total expenses increased 48.9% to $8.6 million for the six months ended June 30, 1997 as compared to $5.8 million for the same period of the prior year primarily due to infrastructure additions needed to fund increased loan originations. Personnel expenses increased 19.6% to $4.7 million, professional services increased 95.3% to $1.2 million, and general and administrative expenses increased 196.4% to $1.5 million for the six months ended June 30, 1997 as compared to the six months ended June 30, 1996

LIQUIDITY AND CAPITAL RESOURCES

  The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. At June 30, 1997, the Company
                                     ----------
had the following warehouse lines of credit and repurchase facilities, each of which was guaranteed by ICII:

                                                                         INTEREST COMMITMENT  PRINCIPAL
      LENDER          EXPIRATION DATE                INDEX                 RATE     AMOUNT   OUTSTANDING
      ------          ---------------                -----               -------- ---------- -----------
                                                                                  (DOLLARS IN THOUSANDS)
Credit Suisse First
 Boston              December 31, 1998  Libor plus 160 basis points        7.29%   $300,000   $167,447
Banco Santander      June 1, 1998       Libor plus 160 basis points        7.29%     50,000     16,465
Sanwa Bank           September 30, 1997 Eurodollar plus 200 basis points   7.50%     15,000     12,010
                                                                                   --------   --------
    Total.......................................................................   $365,000   $195,922
                                                                                   ========   ========

  The Company expects to add new credit facilities, as well as renew and expand its existing credit facilities, in order to finance its growing levels of loan and lease origination activities.

  The Company also has a master purchase and sale agreement with Southern Pacific Thrift and Loan Association, a wholly owned subsidiary of ICII ("SPTL") to originate loans for SPTL under mutual agreement, and subject to SPTL underwriting each such loan prior to sale of such loans. Under this agreement, the Company also has the ability to repurchase loans, under mutual agreement with SPTL. There is no specified commitment by either party, and each individual sale is negotiated separately as to pricing. This agreement has no expiration date. At June 30, 1997, loans originated for SPTL (and not repurchased), totaled approximately $104.3 million. The Company does not expect to originate a significant volume of loans for SPTL under this arrangement in the future.

  The Company's sources of operating cash flow include: (i) loan origination income and fees; (ii) net interest income on loans held for sale; (iii) cash servicing income; (iv) premiums obtained in sales of whole loans (v) borrowing, and (vi) cash proceeds from loan securitization. Cash from loan origination fees, net interest income on loans held for sale and loan servicing fees generally provide adequate liquidity to fund current operating expenses, excluding the difference between the amount funded on loans originated and the amount advanced under the Company's current warehouse facilities (the "haircut").

  The Company's excess liquidity needs have been funded by ICII. Excess liquidity needs of the Company have primarily included the haircut on loan originations and investments in certain equity ownership interests. The interest rate on borrowings from ICII was fixed at 12% annually. At June 30, 1997, the outstanding balance was $10.0 million. The Company expects to repay the outstanding balance of this line of credit from the proceeds of the Offering.

  The Company's whole loan sales and loan securitizations generally result in significant amounts of cash. Excess cash flow from these transactions has been used to repay borrowings from ICII.

  For the six months ended June 30, 1997, net cash provided by operating activities was $17.1 million. This excludes cash used in net loan originations of $109.3 million, which was attributable to the Company's increased loan origination volume.

  For the six months ended June 30, 1997, net cash provided by investing activities was $35.8 million, which was primarily attributable to the sale of securities relating to the restructuring of the Company's 1991A securitization.

  For the six months ended June 30, 1997, net cash provided by financing activities was $56.6 million, which was primarily attributable to increased amounts of warehouse line borrowings resulting from increased loan originations during the period, offset by a $6.3 million LLC distribution to its members.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC



Date:  August 26, 1997                  By: /s/  Raedelle Walker
                                            --------------------------------
                                            Raedelle Walker
                                            Executive Vice President and CFO