Form 10-Q
period 1997-09-30
FRANCHISE MORTGAGE ACCEPTANCE CO LLC
filed 1997-11-19
CIK 1035012

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, DC  20549


                                   FORM 10-Q


               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
Yes   X     NO
    -----      -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date:


            Class             Shares Outstanding at November 14, 1997
            -----             ---------------------------------------

            Not Applicable    Not Applicable

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC

                                   FORM 10-Q

                               TABLE OF CONTENTS
                               -----------------

                                                    PART 1 - FINANCIAL INFORMATION                              Page
                                                    ------------------------------                              ----
ITEM 1          FINANCIAL STATEMENTS
                --------------------

                Balance Sheets  September 30, 1997 and December 31, 1996......................................     2

                Statements of Operations  Three and nine months ended September 30, 1997 and 1996.............     3

                Statements of Cash Flows  Nine months ended September 30, 1997 and 1996.......................     4

                Statement of Changes in Members' Equity  Nine months ended September 30, 1997.................     5

                Notes to Financial Statements.................................................................     6

ITEM 2          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.........     9
                -------------------------------------------------------------------------------------

                                                    PART II  OTHER INFORMATION
                                                    --------------------------

ITEMS 1-6       NOT APPLICABLE
                --------------

                SIGNATURES....................................................................................    15
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

                         ITEM 1. FINANCIAL STATEMENTS

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                                BALANCE SHEETS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)

                                                                PRO FORMA
                                                              SEPTEMBER 30,  SEPTEMBER 30,   DECEMBER 31,
                                                                  1997            1997           1996
                                                                --------        --------       --------
     ASSETS
     ------
Cash.........................................................    $     --        $     --       $     --
Interest bearing deposits....................................       2,705           2,705          2,594
Securities available for sale................................       2,496           2,496         39,349
Loans and leases held for sale...............................     210,862         210,862         98,915
Retained interest in loan securitizations....................       7,041           7,041          6,908
Premises and equipment, net..................................       2,196           2,196          1,162
Goodwill.....................................................       4,430           4,430          4,332
Receivable from Imperial Credit Industries, Inc..............      10,431          10,431             --
Accrued interest receivable..................................       1,575           1,575            560
Other assets.................................................       5,993           5,993          6,356
                                                                 --------        --------       --------
     Total assets............................................    $247,729        $247,729       $160,176
                                                                 ========        ========       ========

LIABILITIES AND MEMBERS' EQUITY
-------------------------------
Book overdraft...............................................    $  1,138        $  1,138       $    171
Payable to Imperial Credit Industries, Inc...................       3,000              --         17,728
Borrowings...................................................     201,818         201,818        125,240
Deferred income taxes........................................      11,115              --             --
Accrued interest payable.....................................         738             738            148
Other liabilities............................................       9,022           7,235          2,432
                                                                 --------        --------       --------
     Total liabilities.......................................     226,831         210,929        145,719
                                                                 --------        --------       --------
Members' equity:
  Members' capital.............................................        --           5,792          5,792
  Preferred stock, $.01 par value; 10,000,000 shares
    authorized, none issued and outstanding actual or
    pro forma.................................................         --              --             --
  Common stock, $.001 par value; 100,000,000 shares
    authorized, none issued and outstanding actual;
    21,887,500 shares issued and outstanding pro
    forma.....................................................         22              --             --
  Additional paid in capital...................................    20,876              --             --
  Retained earnings............................................        --          31,008          8,665
                                                                 --------        --------       --------
    Total members' equity.....................................     20,898          36,800         14,457
                                                                 --------        --------       --------
    Total liabilities and members' equity.....................   $247,729        $247,729       $160,176
                                                                 ========        ========       ========


                See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                           STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                     (IN THOUSANDS EXCEPT PER SHARE DATA)


                                                      THREE MONTHS ENDED SEPT. 30,       NINE MONTHS ENDED SEPT. 30,
                                                      ----------------------------       ---------------------------
                                                         1997           1996                 1997          1996
                                                         ----           ----                 ----          ----
REVENUE:
  Gain on sale of loans and leases................    $20,690         $ 1,689              $40,497       $14,209

  Interest income.................................      8,180           1,185               18,947         2,442
  Interest expense................................      6,394           1,260               15,788         2,215
                                                      -------         -------              -------       -------
     Net interest income (expense)................      1,786             (75)               3,159           227

  Loan servicing income...........................        854             478                2,230         1,127
  Other income (loss).............................       (588)            (64)                (588)           (1)
                                                      -------         -------              -------       -------
     Total other income...........................        266             414                1,642         1,126
                                                      -------         -------              -------       -------
        Total revenue.............................     22,742           2,028               45,298        15,562
                                                      -------         -------              -------       -------
EXPENSES:
  Personnel expense...............................      4,620           1,804                9,285         5,705
  Professional services...........................        616             227                1,792           829
  Travel..........................................        499             190                1,022           392
  Business promotion..............................        292             121                  641           319
  Occupancy.......................................        167              72                  444           194
  Goodwill amortization...........................        141              80                  310           331
  General and administrative expense..............      1,705             301                3,139           796
                                                      -------         -------              -------       -------
        Total expenses............................      8,040           2,795               16,633         8,566
                                                      -------         -------              -------       -------

  Net income (loss)...............................    $14,702         $  (767)             $28,665       $ 6,996
                                                      =======         =======              =======       =======
PRO FORMA EARNINGS DATA:
  Net income as reported..........................     14,702            (767)              28,665         6,996
  Pro forma income taxes..........................      6,104              --               12,039         2,938
                                                      -------         -------              -------       -------
  Pro forma net income (loss).....................      8,598            (767)              16,626         4,058
                                                      =======         =======              =======       =======
  Pro forma net income (loss) per share...........       0.39           (0.04)                0.76          0.19
                                                      =======         =======              =======       =======

SUPPLEMENTAL PRO FORMA EARNINGS:
  Net income as reported..........................     14,702                               28,665
  Establishment of deferred tax liability.........     11,115                               12,902
                                                      -------                              -------
  Supplemental pro forma net income...............      3,587                               15,763
                                                      =======                              =======
  Supplemental pro forma net income per share.....       0.16                                 0.72
                                                      =======                              =======


                 See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                           STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)
                                (IN THOUSANDS)

                                                                     NINE MONTHS ENDED           NINE MONTHS ENDED
                                                                     SEPTEMBER 30, 1997          SEPTEMBER 30, 1996
                                                                     ------------------          ------------------
Cash flows from operating activities:
Net income..........................................................      $  28,665                   $   6,996

Adjustments to reconcile net income to net cash provided by (used in) operating activities:

Depreciation and amortization.......................................            608                        (122)
Loans and leases originated.........................................       (510,821)                   (306,092)
Gain on sale of loans and leases....................................        (40,497)                    (14,209)
Loans and leases sold to affiliates and paid off....................         27,875                     299,565
Proceeds from loan and lease sales and securitizations..............        411,496                     174,848
Decrease (increase) in accrued interest receivable..................         (1,015)                        731
Net change in other liabilities.....................................          5,393                      (1,381)
Net change in other assets..........................................            230                      (2,038)
                                                                           --------                    --------
Net cash provided by (used in) operating activities.................        (78,066)                    158,298
                                                                           --------                    --------

Cash flows from investing activities:
Purchases of premises and equipment.................................         (1,332)                       (628)
Increase in interest bearing deposits...............................           (111)                     (2,034)
Purchase of securities available for sale...........................             --                     (47,837)
Sale of securities available for sale...............................         36,853                          --
Purchase of other investments.......................................           (408)                         --
                                                                           --------                    --------
Net cash provided by (used in) investing activities.................         35,002                     (50,499)
                                                                           --------                    --------
Cash flows from financing activities:
Net change in receivable from Imperial Credit Industries, Inc.......        (10,431)                      1,045
Net change in payable to Imperial Credit Industries, Inc............        (17,728)                     13,657
Increase (decrease) in borrowings...................................         76,578                     (10,410)
Repayment of bonds..................................................             --                    (111,995)
Member contributions (distributions)................................         (6,322)                         70
                                                                           --------                    --------
Net cash provided by (used in) financing activities.................         42,097                    (107,633)
                                                                           --------                    --------

Net change in cash..................................................           (967)                        166

Book overdraft at beginning of period...............................           (171)                       (445)
                                                                           --------                    --------
Book overdraft at end of period.....................................       $ (1,138)                   $   (279)
                                                                           ========                    ========

                 See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                    STATEMENT OF CHANGES IN MEMBERS' EQUITY
                                  (UNAUDITED)
                                (IN THOUSANDS)


                                                                                                TOTAL
                                                              MEMBERS'        RETAINED         MEMBERS'
                                                              CAPITAL         EARNINGS          EQUITY
                                                              -------         --------         -------
Balance, December 31, 1996........................             $5,792          $ 8,665         $14,457
Tax Distribution--ICII                                             --           (4,215)         (4,215)
Tax Distribution--Knyal                                            --           (2,107)         (2,107)
Net income........................................                 --           28,665          28,665
                                                               ------          -------         -------
Balance, September 30, 1997......................              $5,792          $31,008         $36,800
                                                               ======          =======          =======

                 See accompanying notes to financial statements

                   FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC
                         NOTES TO FINANCIAL STATEMENTS
                                  (UNAUDITED)

1.   ORGANIZATION

     Franchise Mortgage Acceptance Company LLC's ("Company") predecessor, FLRT, Inc. (formerly Franchise Mortgage Acceptance Corporation), was incorporated by Wayne L. Knyal as a California corporation in April 1991 and was wholly owned by him at that time. FLRT, Inc. and certain individuals formed a limited partnership for the purpose of originating and securitizing franchise loans. As the general partner of such limited partnership, FLRT, Inc. owned the sole rights to service such loans (the "FLRT Servicing Contracts"). In March 1993, Mr. Knyal entered into a joint venture with Greenwich Capital Financial Products, Inc. ("Greenwich") pursuant to which Mr. Knyal became the president of the Franchise Mortgage Acceptance Company division (the "FMAC Division") of Greenwich. Between March 1993 and June 1995, the Company originated and securitized franchise loans through the FMAC Division. However, FLRT, Inc. retained all rights to the FLRT Servicing Contracts.

     On June 30, 1995, Imperial Credit Industries, Inc. (ICII) acquired from Greenwich certain assets of the FMAC Division, including all of Greenwich's rights under certain servicing contracts entered into by the FMAC Division (the "FMAC Servicing Contracts") and a $410 thousand obligation owed by Mr. Knyal to Greenwich. The FMAC Servicing Contracts pertain to the servicing of franchise loans that were previously securitized by Greenwich through the FMAC Division and other franchise loans not yet securitized. Concurrent with the closing of the transactions described above, ICII entered into an operating agreement with Mr. Knyal for the formation of the Company. In connection with the acquisition, the Company or its affiliates assumed certain liabilities related to the FMAC Servicing Contracts and Greenwich agreed to act as the Company's exclusive agent in connection with securitization of franchise loans for a period of 24 months.

     The Company was formed to originate, securitize and service franchise loans. Under the terms of the operating agreement, in exchange for a 66.7% ownership interest in the Company, ICII was obligated to contribute to the Company $1.3 million in cash and all of the assets purchased from Greenwich. In exchange for a 33.3% ownership interest in the Company, Mr. Knyal caused his FLRT, Inc. to contribute to the Company all of its rights under the FLRT Servicing Contracts.

     The Company has filed a registration statement relating to its initial public offering of common stock. At the completion of such offering, the Company will no longer be treated as a partnership for income tax purposes and its income will become fully taxable. See Note 4.

     Immediately prior to the public offering, the Company will merge into Franchise Mortgage Acceptance Company. Franchise Mortgage Acceptance Company was incorporated in August, 1997; it has not commenced operations and has no assets, liabilities, or contingent liabilities. For accounting purposes, the merger will be effected at historical cost and the historical financial statements of the Company will become those of Franchise Mortgage Acceptance Company.

2.   BASIS OF PRESENTATION

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles and with the instructions to form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997.

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

3.   FRANCHISE LOANS AND LEASES HELD FOR SALE

     Franchise loans and leases held for sale are carried at the lower of aggregate cost or market and consisted of the following at September 30, 1997 and December 31, 1996:

(In thousands)                                                                    SEPTEMBER 30,           DECEMBER 31,
                                                                                  -------------           ------------
                                                                                      1997                    1996
                                                                                      ----                    ----
  Loans held for sale, net                                                             $187,705                $94,490
  Equipment loans and leases                                                             26,838                  4,385
  Net deferred loan fees..................................................               (1,461)                  (750)
  Unearned lease income...................................................               (3,946)                  (497)
  Margin and deferred net losses on futures contracts used to hedge
    loans and leases held for sale........................................                1,726                  1,287
                                                                                       --------                -------
                                                                                       $210,862                $98,915
                                                                                       ========                =======

4.   PRO FORMA INFORMATION

     (a)  Pro Forma Income Taxes

     The Company has been treated as a partnership for federal and state income tax purposes. Upon completion of the initial public offering discussed in Note 1, the Company will no longer be treated as a partnership for income tax purposes and its income will be subject to federal and state income taxes. The accompanying statements of operations for the three and nine months ended September 30, 1997 and September 30, 1996, present pro forma income taxes and net income reflecting the estimated income tax expense of the Company as if it had been subject to normal federal and state income taxes for such periods.

     If the Company had not been treated as a partnership for tax purposes on September 30, 1997, a deferred income tax liability of approximately $11.1 million would have been recorded as a charge to earnings and a corresponding decrease in retained earnings. The accompanying pro forma balance sheet as of September 30, 1997, and the supplemental pro forma earnings data for the three and nine months ended September 30, 1997, reflect the effect on retained earnings and net income of establishing on September 30, 1997, the deferred tax liabilities.

     (b)  Pro Forma Balance Sheet Information

     The pro forma information presented in the accompanying balance sheet as of September 30, 1997 reflects (i) the distribution of $3.0 million by the Company to members of its previously taxed and undistributed retained earnings, which amount is expected to be distributed at the closing date of the proposed initial public offering, subject to certain limitations (for purposes of the pro forma presentation, the distribution funds were obtained through short-term borrowings from ICII), (ii) increases in the Company's deferred and current income tax liabilities of $11.1 million and $1.8 million, respectively, as if the Company was not treated as a partnership for tax purposes on September 30, 1997, (iii) the reclassification of member's capital and retained earnings as paid-in capital and common stock, and (iv) 21,887,500 shares issued and outstanding.

     (c)  Pro Forma Earnings Per Share Data

     The pro forma and supplemental pro forma earnings per share data is based upon 21,887,500 shares outstanding, such shares being those outstanding immediately after termination of the Company's partnership status for income tax purposes and prior to the initial public offering referred to in Note1. Stock options which are expected to be issued upon the completion of the initial public offering referred to in Note1 do not add incrementally to shares outstanding because the option price per share is equal to the initial public offering price.

5.   CONTINGENCIES

     The Company, among other subsidiaries of ICII, has jointly and severally and fully and unconditionally guaranteed ICII's $200 million 9.875% senior notes due January 15, 2007 and ICII's $70 liquidation amount of remarketed par securities. Such guarantees will terminate upon the deconsolidation of the Company in the financial statements of ICII, effective upon the closing of the Company's initial public offering.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     Franchise Mortgage Acceptance Company LLC is a specialty commercial finance company engaged in the business of originating and servicing loans and equipment leases to small businesses, with a primary focus on established national and regional franchise concepts. Since commencing business in 1991, the Company believes it has become a leading lender to national and regional Quick Service Restaurant ("QSR") franchisees, and the Company has developed a growing presence in the casual dining sector. More recently, the Company has expanded its focus to retail energy licensees (service stations, convenience stores, truck stops, car washes, and quick lube businesses) and golf operating businesses (golf courses and golf practice facilities). The Company originates long-term fixed- and variable-rate loan and lease products and sells such loans and leases either through securitizations or whole loan sales to institutional purchasers on a servicing-retained basis. The Company believes its loan and lease products are attractive investments to institutional investors because of the credit profile of its borrowers, relatively long loan and lease terms, call protection through prepayment penalties and appropriate risk-adjusted yields. The Company also periodically makes equity investments or receives contingent equity compensation as part of its core lending and leasing business. The Company originated loans and leases through 11 marketing offices in 9 states at September 30, 1997. From the Company's inception through September 30, 1997, it funded approximately $1.4 billion in loans and leases, and at September 30, 1997, had a servicing portfolio of $1.2 billion. The Company's loan and lease originations grew to $484.3 million for the nine month period ended September 30, 1997 from $305.6 million for the comparable period in 1996. At September 30, 1997, the Company's average initial loan balance was $0.7 million and the percentage of its loans that were ninety days or more delinquent was 0.7%.

     The Company's focus is to provide funding to industries that have been historically underserved by banks and other traditional sources of financing. This focus requires the Company to develop specific industry expertise in the sectors which it serves in order to provide individualized financial solutions for its borrowers. The Company believes that its industry expertise and proprietary databases, combined with its responsiveness to borrowers, flexibility in structuring transactions and broad product offerings give it a competitive advantage over more traditional, highly regulated small business lenders. The Company's borrowers are generally small business operators, most of whom are independent, multi-unit franchisees, with proven operating experience and a history of generating positive operating cash flows. The Company relies primarily upon its assessment of enterprise value, based in part on independent third party valuations, and historical operating cash flows to make credit determinations, as opposed to relying solely on the value of real estate and other collateral.

     The Company's goal is to become a leading national small business lender in each of its target markets. The Company's growth and operating strategy is based on the following key elements:

     Growth in Existing Sectors. The Company plans to replicate its success in the restaurant sector in other business sectors that it has entered more recently, such as retail energy and golf, through focused product development, customer service and support. The Company forms specialized teams for each sector to assess customer needs, generate customer loyalty, and enhance service and support. Management believes that its industry leadership position, relationships with major borrowers, franchisors and vendors, and expertise within sectors will assist the Company in increasing its market share.

     Controlled Expansion into New Sectors. Management believes that substantial opportunities exist to extend the Company's expertise into other business sectors. The Company believes that its experience in lending to restaurant franchisees has allowed it to develop a template for efficiently originating and servicing loans and leases in other industry sectors. The Company's philosophy is to provide complete business solutions to identified industries by developing strategies and financial products, which are based on industry characteristics, and each borrower's specific needs. The Company carefully reviews industry data, seeking business sectors with a combination of large funding requirements, proven cash flow generating capabilities, standardized operations, a scarcity of long-term funding sources and characteristics attractive to secondary market investors.

     Maintenance of Credit Quality. The Company's delinquency and loss experience has been extremely low, due in part to lending to experienced operators, its detailed industry knowledge, active oversight of its existing servicing portfolio, strict underwriting criteria, and the Company's ability to locate qualified replacement franchisees/borrowers to assume delinquent loans. At September 30, 1997, the Company had only two loans, representing 0.7% of all loans and leases held in the Company's servicing portfolio as of such date, 90 days or more delinquent and from its inception in April 1991 through September 30, 1997 had experienced no net charge-offs.

     Efficient Secondary Market Execution. The Company is committed to maintaining effective secondary market execution on loans and leases that it originates and sells. The Company believes that the favorable execution it has experienced to date is primarily the result of the attractive terms and the credit quality of the loans and leases it originates. Of the $38.8 million gain on sale from securitizations recognized by the Company since January 1, 1997, $38.1 million was comprised of cash received by the Company at the time of securitization and not the present value of anticipated cash flows on retained interests. As a result, the Company has reduced its exposure to the risks associated with holding large amounts of such retained interests on its balance sheet. For the nine months ended September 30, 1997, the Company completed two securitizations and three whole loan sales totaling $343.7 million and $28.1 million respectively. In all such transactions, the Company has retained the right to service the securitized or sold loans.

     Diversification of Revenue Sources. Management is committed to developing a diversified revenue base to reduce revenue volatility and enhance profitability. The Company continually monitors and adjusts its loan and lease products and securitization structures to improve the stability of its cash flows. Revenue sources include loan and lease origination points and fees, interest income earned prior to the sale of the loans and leases, whole loan and lease sale profits, securitization profits, loan and lease servicing fees, and equity investment returns.

LOAN AND LEASE ORIGINATIONS

     LENDING GROUPS

     The Company's lending groups currently include Restaurant Finance, Retail Energy Finance, Golf Finance, and Equipment Finance. Each of these groups includes a core group of professionals who are experts in the sector and can target selected borrowers in such sector.

     To date, the Company has expanded its lending activities to the following sectors:

Restaurant Finance Group. The Restaurant Finance Group was organized in 1991 to provide loans to national and regional franchise concepts such as Taco Bell, Burger King, Hardee's, KFC, Wendy's, and Pizza Hut. In 1995, the Company began making loans to casual dining concepts such as TGIF, Applebee's, Denny's, and others. In 1996, the Company expanded the approved concepts to include strong regional restaurants such as Carl's Jr., Church's Chicken, and Golden Corral.
As of September 30, 1997, the Restaurant Finance Group originated loans through a network of ten offices in seven states. For the nine month period ended September 30, 1997, this group originated $378.5 million of restaurant loans, including loans to borrowers that represent franchise concepts such as Taco Bell, Burger King, KFC, and Wendy's. From the date of formation through September 30, 1997, the Restaurant Finance Group provided approximately $1.2 billion in financing.

Retail Energy Finance Group. The Retail Energy Finance Group was organized in February 1997 to provide loans to national and regional businesses that distribute retail petroleum products such as service stations, convenience stores, truck stops, car washes, and quick lube stores. Customers to date have included major national operators of retail petroleum businesses as well as major national chains such as Texaco, Chevron, and Arco. As of September 30, 1997, the Retail

Energy Finance Group originated loans through a network of seven offices in five states. For the nine months ended September 30, 1997, this group originated $94.4 million of energy loans including loans to borrowers that represent petroleum companies such as Texaco, Shell, British Petroleum, and Exxon.

Golf Finance Group. The Golf Finance Group is part of the Company's Diversified Products Group, which focuses on potential expansion into other sectors which are not related to the restaurant or retail energy sectors. The Golf Finance Group was organized in 1996 to provide loans to experienced owners and operators of golf courses and golf facilities, such as driving ranges and other practice facilities. For the nine months ended September 30, 1997, this group originated $11.5 million in golf loans.

Equipment Finance Group. The Equipment Finance Group was organized in 1996 to provide equipment financing to experienced owners and operators in those sectors in which the Company operates. For the nine months ended September 30, 1997, this group originated $26.5 million in equipment loans and leases.

Other Activities. The Diversified Products Group focuses on potential expansion into other sectors which are not related to the Restaurant Finance or Retail Energy Groups, such as golf finance, funeral service finance, and other areas which the Company believes could be served by its financing activities. The Company recently commenced initial marketing efforts in the funeral service finance area.

LOAN AND LEASE SERVICING

     The Company's Servicing Department is responsible for loan and lease accounting, compliance monitoring and, as necessary, collections. As of September 30, 1997, the Company serviced approximately 1,720 loans representing approximately $1.2 billion in principal balances. Of this amount, $102.3 million were subserviced by the Company under a subservicing arrangement with Southern Pacific Bank. The Company's servicing operations are located in Greenwich, Connecticut.

EQUITY INVESTMENTS

     The Company periodically makes passive unsecured equity investments in companies operating in the sectors served by its lending and leasing businesses. Such investments may be made in conjunction with loans and leases or independent of any borrowing relationship. The Company's equity investments, which are generally made through subsidiary limited liability companies, have taken the form of common stock equivalents, contingent equity interests such as warrants, and combinations thereof. At September 30, 1997, the Company had investments in entities operating 311 QSRs, including Taco Bell, Church's Chicken, KFC, Hot `N Now, and Hardee's franchisees. In certain cases, concurrent equity investments have been made by certain of the Company's officers and directors.

                             RESULTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996

     Total revenues increased 1,021.4% to $22.7 million for the three months ended September 30, 1997 from $2.0 million for the comparable period in 1996. During the same periods, the Company's total expenses increased 187.7% to $8.0 million from $2.8 million. As a result, the Company's net income increased to $14.7 million for the three months ended September 30, 1997 as compared to a net loss of $0.8 million for the same period in 1996.

     Total revenues increased 191.1% to $45.3 million for the nine months ended September 30, 1997 from $15.6 million for the comparable period in 1996. During the same periods, the Company's total expenses increased 94.2% to $16.6 million from $8.6 million. As a result, the Company's net income increased to $28.7 million for the nine months ended September 30, 1997 as compared to $7.0 million for the same period in 1996.

Gain on sale of loans

     The increase in revenues for the three months ended September 30, 1997 as compared to the same period last year was primarily attributable to a $19.0 million increase in gain on sale of loans. For the three months ended September 30, 1997, the Company sold approximately $185.2 million of loans in a securitization ("1997-B"), a sale of $6.2 million of equipment loans and leases, and a whole loan sale of $6.5 million as compared to no loans sold or securitized in the same period last year.

     The increase in revenues for the nine months ended September 30, 1997 as compared to the same period last year was primarily attributable to a $26.3 million increase in gain on sale of loans. For the nine months ended September 30, 1997, the Company sold approximately $343.8 million of loans in two securitizations ("1997-A" and "1997-B") for a gain on sale of $38.8 million (of which $38.1 million was cash) as compared to $272.6 million of loans sold in two securitizations ("1995-B" and "1996-A") for a gain on sale of $12.5 million (of which $5.8 million was cash) for the nine months ended September 30, 1996. The Company also recognized a gain on sale of $1.7 million in the nine months ended September 30, 1997 from two whole loan sales of approximately $21.8 million and a sale of equipment loans and leases of approximately $6.2 million. The increased gain on sale of loans was due to several factors, including the composition of loans in the sales and securitizations, the structure of the securitizations, and market conditions at the time of the securitization transactions as well as the fact that the Company was successful in selling all classes of securitization interests. There can be no assurance that the Company can recognize comparable gains on sale in any future periods.

Net interest income

     Net interest income also contributed to the increase in revenues, increasing 2,481.3% to $1.8 million for the three months ended September 30, 1997 and 1,291.6% to $3.2 million for the nine months ended September 30, 1997 as compared to a loss of $0.1 million and income of $0.2 million for the same periods in 1996. The increase was primarily due to the significant increase in loans and leases held for sale which resulted from an increase in loan and lease originations.

Loan servicing income

     Loan servicing income increased 78.7% to $0.9 million for the three months ended September 30, 1997 and 97.9% to $2.2 million for the nine months ended September 30, 1997 as compared to $0.5 million and $1.1 million for the same periods in 1996. This was due to the increase in loans and leases serviced which resulted from the securitization of $483.7 million in loans from June 1996 through June 1997, with servicing rights retained by the Company.

Other income (loss)

     During the three months ended September 30, 1997, a loss of $588 thousand was recorded in other income (loss) as compared to a loss of $64 thousand for the same period in 1996. This was primarily due to a writedown for losses incurred on the Company's equity investments of $590 thousand.

     During the nine months ended September 30, 1997, a loss of $588 thousand was recorded in other income (loss) as compared to a loss of $1 thousand for the same period in 1996. This was primarily due to aforementioned writedown for losses incurred on the Company's equity investments of $590 thousand.

EXPENSES

     Total expenses increased 187.7% to $8.0 million for the three months ended September 30, 1997 as compared to $2.8 million for the same period of the prior year primarily due to infrastructure additions needed to fund increased loan originations as well as the following. Personnel expenses increased 156.1% to $4.6 million which included an executive and management bonus accrual of $1.5 million, professional services increased 171.4% to $0.6 million, and general and administrative expenses increased 466.4% to $1.7 million for the three months ended September 30, 1997 as compared to the three months ended September 30, 1996. During the three months ended, September 30, 1997, the Company also recorded a $0.4 million adjustment to the carrying value of the retained interest on the 1996A securitization resulting from an increase in the credit loss assumption from zero to ten basis points. Management believes it is prudent to assume some credit loss factor (none had been originally computed) even though the Company has not experienced any losses to date. During the three months ended, September 30, 1997, the Company also recorded a $0.3 million allowance for loan losses for its Devco loans, which represents approximately 30 basis points of the outstanding balance of Devco loans of $130.6 million. Management believes this allowance is appropriate considering the length of time Devco loans are held for sale (12 to 18 months) and the degree of risk represented by the Devco loans.

     Total expenses increased 94.2% to $16.6 million for the nine months ended September 30, 1997 as compared to $8.6 million for the same period of the prior year primarily due to infrastructure additions needed to fund increased loan originations as well as the additional factors discussed in the preceding paragraph. Personnel expenses increased 62.8% to $9.3 million, professional services increased 116.2% to $1.8 million, and general and administrative expenses increased 294.3% to $3.1 million for the nine months ended September 30, 1997 as compared to the nine months ended September 30, 1996.

LIQUIDITY AND CAPITAL RESOURCES

     The Company requires access to short-term warehouse lines of credit and repurchase facilities in order to fund loan and lease originations pending sale or securitization of such loans and leases. At September 30, 1997, the Company had the following warehouse lines of credit and repurchase facilities, each of which was guaranteed by ICII: (In thousands)

                           INTEREST
                             RATE     COMMITMENT   OUTSTANDING            INDEX
                           --------   ----------   -----------            -----
Banco Santander...........    7.25%       50,000        19,575   Libor + 160 bp's
Sanwa Bank................    7.64%       15,000        12,507   Eurodollars + 200 bp's
CS First Boston...........    7.25%      300,000       169,736   Libor + 160 to 235 bp's
                                        --------      --------
                                        $365,000      $201,818
                                        ========      ========

     The Company's sources of cash flow include: (i) loan origination income and fees, (ii) net interest income on loans held for sale, (iii) cash servicing income, (iv) premiums obtained in sales of whole loans, and (v) cash proceeds from loan securitization. Cash from loan origination fees, net interest income on loans held for sale and loan servicing fees, as well as available borrowings, generally provide adequate liquidity to fund current operating expenses, excluding the difference between the amount funded on loans originated and the amount advanced under the Company's current warehouse facilities (the "haircut").

     The Company expects to add new credit facilities, as well as renew and expand its existing credit facilities, in order to finance its growing levels of loan and lease origination activities.

     The Company is currently negotiating with a major investment bank to form a joint venture pursuant to which all loan and lease activities of the Company's Golf Finance Group would be exclusively conducted by a new entity which would be 50% owned and managed by each of the Company and the investment bank. In connection therewith, the investment bank would make available to the new entity a 12 month $100.0 million warehouse line of credit bearing interest at Libor plus 100 basis points. The parties could by mutual agreement utilize the joint venture, if formed, to exclusively originate other types of loans and leases, which may include loans and leases in the Company's existing or in new sectors. Any income distributed by the new entity would be shared equally by the Company and the investment bank.

     The Company's excess liquidity needs are funded by ICII. Excess liquidity needs of the Company have primarily included the haircut on loan originations and investments in certain equity ownership interests. The Company has no significant debt service obligations, lease payments or capital expenditures which are not covered by normal operating income. The interest rate on borrowings from ICII is fixed at 12% annually. At September 30, 1997, the Company had no outstanding borrowings with ICII. The Company's whole loan sales and loan securitizations generally result in significant amounts of cash. The excess cash flow from these transactions is used to repay borrowings from ICII.

     For the nine months ended September 30, 1997, net cash provided by operating activities was $33.9 million. This excludes cash used in net loan originations of $111.9 million, which was attributable to the Company's increased loan origination volume.

     For the nine months ended September 30, 1997, net cash provided by investing activities was $35.0 million, which was primarily attributable to the sale of securities relating to the restructuring of the Company's 1991-A securitization.

     For the nine months ended September 30, 1997, net cash provided by financing activities was $42.1 million, which was primarily attributable to increased amounts of warehouse line borrowings resulting from increased loan originations during the period, offset by a $6.3 million LLC distribution to its members.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       FRANCHISE MORTGAGE ACCEPTANCE COMPANY LLC



Date:  November 18, 1997               By: /s/  Raedelle Walker
                                           --------------------
                                       Raedelle Walker
                                       Executive Vice President and CFO